Form 10-Q
period 2012-11-30
Mobile Vault, Inc.
filed 2013-01-14
CIK 1522903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of January 4, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Mobile Vault, Inc.

(A Development Stage Company)

Balance Sheets

	November 30,
	2012	May 31,
	(Unaudited)	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,290	$1,603
Accounts receivable	621	621
Total current assets	3,911	2,224

TOTAL ASSETS	$3,911	$2,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and Accrued liabilities	$0	$1,200
Accrued Interest	141	0
Notes Payable	9,816	0
Total liabilities	9,957	1,200

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred shares:
20,000,000 shares authorized, $0.0001 par value;
0 shares issued and outstanding	—	—
Common shares:
480,000,000 shares authorized, $0.0001 par value;
9,000,000 shares issued and outstanding	900	900
Additional paid-in capital	8,100	8,100
Deficit accumulated during the development stage	(15,046)	(7,976)
Total Stockholders’ Equity (Deficiency)	(6,046)	1,024

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,911	$2,224

Mobile Vault, Inc.

(A Development Stage Company)

Statements of Operations

					For the Period
					from Inception
	Three Months	Three Months	Six Months	Six Months	May 18,
	Ended	Ended	Ended	Ended	2011 to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and Administrative	$2,442	$896	$2,820	$896	$5,875
Professional Fees	750	600	4,250	1,321	9,171
	3,192	1,496	7,070	2,217	15,046

Loss Before Income Taxes	$(3,192)	$(1,496)	$(7,070)	$(2,217)	$(15,046)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(3,192)	$(1,496)	$(7,070)	$(2,217)	$(15,046)

EARNINGS PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,000,000	9,000,000	9,000,000	9,000,000	9,000,000

Mobile Vault, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	Six Months	Six Months	May 18,
	Ended	Ended	2011 to
	November 30, 2012	November 30, 2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(7,070)	$(2,217)	$(15,046)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,059)	(2,500)	141
Increase in Accounts receivable	—	(621)	(621)
Net cash used in operating activities	(8,129)	(5,338)	(15,526)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	—	—	9,000
Note payable	9,816	—	9,816
Net cash provided by financing activities	9,816	—	18,816

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,687	(5,338)	3,290

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,603	8,992	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,290	$3,654	$3,290

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of November 30, 2012.

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

NOVEMBER 30, 2012

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

As of November 30, 2012, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of November 30, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of November 30, 2012, the Company has $5,868 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 18, 2011 (inception) to November 30, 2012. As of November 30, 2012, the Company has federal net operating loss carry forwards of approximately $15,046 available to offset future taxable income through 2030. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership. The difference between the tax provision at the statutory federal income tax rate on February 29, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
May 18, 2011
(Date of Inception)
through
November 30, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 4.  NOTES PAYABLE

The Company issued notes payable on July 1, 2012 and October 25, 2012 in the amount of $5,816 and $4,000 respectively to one investor. The notes both bear interest at 5% and are payable on demand.

NOTE 5.  STOCKHOLDERS’ EQUITY

Preferred Stock

As of November 30, 2012, the Company had 20,000,000 shares of preferred stock authorized, with none issued nor outstanding.

Common Stock

On May 18, 2011, the Company issued 9,000,000 of its $0.0001 par value common stock for $9,000 cash. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

As of November 30, 2012, there are 480,000,000 Common Shares at $0.0001 par value authorized with 9,000,000 issued and outstanding.

NOTE 6.  RELATED PARTY TRANSACTIONS

As of November 30, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.  GOING CONCERN

As of November 30, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 18, 2011 (date of inception) through November 30, 2012 the Company has had a net loss of $15,046 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of November 30, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 8.  CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of November 30, 2012.

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 9.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to November 30, 2012 through January 4, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the second quarter of the fiscal year 2013, the Company was focused on developing software prototypes and demos for its mobile security offering.  In addition, the Company started to develop its financial planning for 2014.

The Company did not generate any revenue during the three months ended November 30, 2012.

Total expenses for the three (3) months ended November 30, 2012 were $3,192 resulting in an operating loss for the period of $3,192 as compared to total expenses of $1,496 for three months ended November 30, 2011. The increase in expenses was due primarily to audit and professional fees as well as SEC filing and XBRL fees in the quarter ended November 30, 2012.

General and Administrative expenses for the three (3) months ended November 30, 2012 were $2,442. Professional fees were $750 for accounting and legal services.

Total expenses for the six (6) months ended November 30, 2012 were $7,070 resulting in an operating loss for the period of $7,070 as compared to total expenses of $2,217 for six months ended November 30, 2011. The increase in expenses was due primarily to audit and professional fees as well as SEC filing and XBRL fees in the quarter ended November 30, 2012.

General and Administrative expenses for the six (6) months ended November 30, 2012 were $2,820. Professional fees were $4,250 for accounting and legal services.

Liquidity and Capital Resources

At November 30, 2012 we had working capital of -$6,046 consisting of cash on hand of $3,290 plus accounts receivable credit of $621. The company has $9,957 in current liabilities. The Company’s working capital was $1,024 at May 31, 2012 and cash and receivables of $2,224.

Net cash used in operating activities for the six months ended November 30, 2012 was $1,687 as compared to -$5,338 for the period ending November 30, 2011.

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

As of November 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

Mobile Vault, Inc.

January 14, 2013	By:	/s/ Danielle Olsen
Danielle Olsen President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director