Form 10-K/A
period 2012-05-31
Mobile Vault, Inc.
filed 2013-02-27
CIK 1522903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for the year ended May 31, 2012 is being filed to correct the auditor’s opinion for the periods ending May 31, 2012 and May 31, 2011, and from Inception of May 18, 2011 to May 31, 2012.

This correction appears in the Auditor’s Report in the Financial Statements Section.

Except for the item described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 1 to modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.

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

* Previously submitted

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Vault, Inc.

February 27, 2013	By:	/s/ Danielle Olsen
	Its:	Danielle Olsen Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Danielle Olsen	February 27, 2013
Danielle Olsen
Its:	Principal Executive Officer, President and a Director

By:	/s/ Danielle Olsen	February 27, 2013
Danielle Olsen
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Mobile Vault, Inc. required to be included in Items 8 and 15 are listed below:

Mobile Vault, Inc.

Audited Financial Statements for the years ended May 31, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobile Vault, Inc.

We have audited the accompanying balance sheets of Mobile Vault, Inc. (a development stage company) as of May 31, 2012 and May 31, 2011 and the related statement of operations, stockholders’ equity and cash flows for the year ended May 31, 2012, for the period May 18, 2011 (date of inception) and for the period from May 18, 2011 (date of inception) through May 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Vault, Inc. for the year ended May 31, 2012, for the period May 18, 2011 (date of inception) through May 31, 2011 and for the period May 18, 2011 (date of inception) through May 31, 2012, in conformance with accounting principles generally accepted in the United States of America.

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

STOCKHOLDERS’ EQUITY
Capital Stock
Preferred shares:
20,000,000 shares authorized, $0.0001 par value;
0 shares issued and outstanding	—	—
Common shares:
480,000,000 shares authorized, $0.0001 par value;
9,000,000 shares issued and outstanding	$900	$900
Additional paid-in capital	8,100	8,100
Stock Subscription Receivable	0	0
Deficit accumulated during the development stage	(7,976)	(3,108)
Total Stockholders’ Equity	1,024	5,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,224	$8,992

The accompanying notes are an integral part of these financial statements.

Mobile Vault, Inc.

(A Development Stage Company)

Statement of Operations

		For the Period	For the Period
		from Inception	from Inception
	Twelve Months	May 18,	May 18,
	Ended	2011 to	2011 to
	May 31,	May 31,	May 31,
	2012	2011	2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$2,947	$108	$3,055
Professional Fees	1,921	3,000	4,921
	4,868	3,108	7,976

Loss Before Income Taxes	$(4,868)	$(3,108)	$(7,976)

Provision for Income Taxes	—	—	—

Net Loss	$(4,868)	$(3,108)	$(7,976)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Mobile Vault, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

From May 18, 2011 (Inception) to May 31, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception -May	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on 5/18/2011	9,000,000	900	8,100	—	9,000

Net (loss)	—	—	—	(3,108)	(3,108)
				—
Balance - May 31, 2011	9,000,000	900	8,100	(3,108)	5,892

Loss for the quarter ended August, 2011				(721)	(721)

Balance - August 31, 2011	9,000,000	900	8,100	(3,829)	5,171

Loss for the quarter ended November, 2011	—	—	—	(1,496)	(1,496)

Balance - November 30, 2011	9,000,000	900	8,100	(5,325)	3,675

Loss for the quarter ended February, 2012	—	—	—	(575)	(575)

Balance - February 29, 2012	9,000,000	900	8,100	(5,900)	3,100

Loss for the quarter ended May, 2012	—	—	—	(2,076)	(2,076)

Balance - May 31, 2012	9,000,000	900	8,100	(7,976)	1,024

The accompanying notes are an integral part of these financial statements.

Mobile Vault, Inc.

(A Development Stage Company)

Statement of Cash Flows

		For the Period	For the Period
		from Inception	from Inception
	Year	May 18,	May 18,
	Ended	2011 to	2011 to
	May 31, 2012	May 31, 2011	May 31, 2012

OPERATING ACTIVITIES

Net Loss	$(4,868)	$(3,108)	$(7,976)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,900)	3,100	1,200
accounts receivable	(621)	—	(621)
Net cash used in operating activities	$(7,389)	$(8)	$(7,397)

FINANCING ACTIVITIES

Common stock issued for cash	$—	$9,000	$9,000
Net cash provided by financing activities	$—	$9,000	$9,000

INCREASE IN CASH AND CASH EQUIVALENTS	$(7,389)	$8,992	$1,603

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$8,992	$—	$—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,603	$8,992	$1,603

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

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