Form 10-K/A
period 2012-05-31
Mobile Vault, Inc.
filed 2013-03-11
CIK 1522903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Form 10-K for the year ended May 31, 2012 is being filed to revise the Auditor’s Report to identify all of periods of the financial statements covered by the report. The report now identifies the statements of operations, stockholders’ deficit and cash flows for the period from May 18, 2011 (date of inception) through May 31, 2011 in the opening paragraph. In addition, the report opines on the full set of financial statements, including an opinion on the results of operations and cash flows for the period from May 18, 2011 (date of inception) through May 31, 2011, for the year ended May 31, 2012, and for the period from May 18, 2011 (date of inception) through May 31, 2012. This revision appears in the Auditor’s Report in the Financial Statements Section.

This Amendment No. 2 also includes revised the Interactive Data Files as an exhibit in accordance with Rule 601(B)(101)(i) of Regulation S-K

Except for the items described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. No attempt has been made in this Amendment No. 2 to modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 2 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.

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

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1	Section 906 Certifications by Chief Executive Officer
32.2	Section 906 Certifications by Chief Financial Officer
101 *	Revised XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K/A Amendment No. 2

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Vault, Inc.

March 8, 2013	By:	/s/ Danielle Olsen
	Its:	Danielle Olsen Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Danielle Olsen	March 8, 2013
Danielle Olsen
Its:	Principal Executive Officer, President and a Director

By:	/s/ Danielle Olsen	March 8, 2013
Danielle Olsen
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Mobile Vault, Inc. required to be included in Items 8 and 15 are listed below:

Mobile Vault, Inc.

Audited Financial Statements for the years ended May 31, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobile Vault, Inc.

We have audited the accompanying balance sheets of Mobile Vault, Inc. (a development stage company) as of May 31, 2012 and May 31, 2011 and the related statement of operations, stockholders’ deficit and cash flows for the year ended May 31, 2012, for the period May 18, 2011 (date of inception) through May 31, 2011 and for the period from May 18, 2011 (date of inception) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Vault, Inc. as of May 31, 2012 and May 31, 2011 and the results of operations and cash flows for the year ended May 31, 2012, for the period May 18, 2011 (date of inception) through May 31, 2011 and for the period May18, 2011 (date of inception) through May 31, 2012, in conformance with accounting principles generally accepted in the United States of America.

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