Form 10-K/A
period 2012-05-31
Mobile Vault, Inc.
filed 2013-08-06
CIK 1522903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to the Form 10-K for the quarterly period ended May 31, 2012 is being filed to include the Evaluation Disclosure Controls and Procedures in Section 9A. In addition, the certifications in Exhibit 31.1 and 31.2 were corrected. No other information has been changed from the original filing.

Except for the item described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised. This Amendment No. 3 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 3 to modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 3 reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.

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

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on her evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President, who serves as both our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

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

ITEM 15.	EXHIBITS

23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of principal financial and accounting officer *
32.1	Section 906 Certifications by Chief Executive Officer and principal financial and accounting officer *
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K/A Amendment No. 3 **

* Filed herewith.

** Previously submitted. No changes made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobile Vault, Inc.

August 6, 2013	By:	/s/ Danielle Olsen
	Its:	Danielle Olsen President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Danielle Olsen	August 6, 2013
Danielle Olsen
Its:	President, Chief Executive Officer, Treasurer, Secretary, sole director, principal executive officer, principal financial and accounting officer

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Mobile Vault, Inc. required to be included in Items 8 and 15 are listed below:

Mobile Vault, Inc.

Audited Financial Statements for the years ended May 31, 2012 and 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mobile Vault, Inc.

We have audited the accompanying balance sheets of Mobile Vault, Inc. (a development stage company) as of May 31, 2012 and May 31, 2011 and the related statement of operations, stockholders’ equity and cash flows for the year ended May 31, 2012, for the period from May 18, 2011 (date of inception) through May 31, 2011 and for the period from May 18, 2011 (date of inception) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobile Vault, Inc. as of May 31, 2012 and May 31, 2011 and the results of operations and cash flows for the year ended May 31, 2012, for the period from May 18, 2011 (date of inception) through May 31, 2011 and for the period from May 18, 2011 (date of inception) through May 31, 2012, in conformance with accounting principles generally accepted in the United States of America.

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

/s/ZBS Group LLP

Melville, New York

June 22, 2012

115 Broad Hollow Road, Suite 350     Melville, New York 11747

Tel: (516) 394-3344     Fax:  (516) 908-7867

www.zbscpas.com

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