Form 10-Q/A
period 2012-08-31
Mobile Vault, Inc.
filed 2013-08-07
CIK 1522903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The Company is amending the previously filed Form 10-Q for the period ended August 31, 2012 for the purpose of including the Evaluation Disclosure Controls and Procedures in Section 4. No other information has been changed from the original filing.

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

Mobile Vault, Inc.

August 7, 2013	By:	/s/ Danielle Olsen
Danielle Olsen President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director