Form 10-Q
period 2013-08-31
Mobile Vault, Inc.
filed 2013-10-18
CIK 1522903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of October 15, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Mobile Vault, Inc.

(A Development Stage Company)

Balance Sheets

	August 31
	2013	May 31,
	(unaudited)	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,155	$1,228
Total current assets	5,155	1,228

TOTAL ASSETS	$5,155	$1,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$5,371	$3,500
Accrued Interest	513	387
Note Payable	13,816	9,816
Total liabilities	$19,700	$13,703

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred Stock:
20,000,000 shares authorized, $0.0001 par value;
0 shares issued and outstanding	—	—
Common Stock:
480,000,000 shares authorized, $0.0001 par value;
9,000,000 shares issued and outstanding	$900	$900
Additional paid-in capital	8,100	8,100
Deficit accumulated during the development stage	(23,545)	(21,475)
Total Stockholders’ Equity (Deficiency)	(14,545)	(12,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,155	$1,228

The accompanying notes are an integral part of these financial statements.

Mobile Vault, Inc.

(A Development Stage Company)

Statements of Operations

			For the Period
			from Inception
	Three Months	Three Months	May 18,
	Ended	Ended	2011 to
	August 31,	August 31,	August 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$1,320	$378	$8,753
Professional Fees	750	3,500	14,792
	2,070	3,878	23,545

Loss Before Income Taxes	$(2,070)	$(3,878)	$(23,545)

Provision for Income Taxes	—	—	—

Net Loss	$(2,070)	$(3,878)	$(23,545)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	9,000,000	9,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

Mobile Vault, Inc.

(A Development Stage Company)

Statements of Cash Flows

			For the Period
			From Inception
	Three Months	Three Months	May 18,
	Ended	Ended	2011 to
	August 31,	August 31,	August 31,
	2013	2012	2013

OPERATING ACTIVITIES

Net Loss	$(2,070)	$(3,878)	$(23,545)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	1,871	(1,200)	5,371
Accounts receivable	—	—	—
Net cash used in operating activities	$(199)	$(5,078)	$(18,174)

FINANCING ACTIVITIES

Note payable	$4,000	$5,816	$13,816
Interest expense	126	49	513
Common stock issued for cash	—	—	9,000
Net cash provided by financing activities	$4,126	$5,865	$23,329

INCREASE IN CASH AND CASH EQUIVALENTS	$3,927	$787	$5,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,228	$1,603	$—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,155	$2,390	$5,155

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of August 31, 2013.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In July 2012, the FASB amended guidance on the annual testing of indefinite-lived intangible assets for impairment. Under the amended guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

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

AUGUST 31, 2013

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

As of August 31, 2013, the Company has $9,183 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period May 18, 2011 (inception) to August 31, 2013. As of August 31, 2013, the Company has federal net operating loss carry forwards of approximately $23,545 available to offset future taxable income through 2030. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership. The difference between the tax provision at the statutory federal income tax rate on August 31, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
May 18, 2011
(Date of Inception)
through
August 31, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

NOTE 4.  NOTES PAYABLE

The Company issued notes payable on July 1, 2012, October 25, 2012, and August 27, 2013 in the amount of $5,816, $4,000, and $4,000 respectively to one investor. The notes both bear interest at 5% and are payable on demand.

NOTE 5.  STOCKHOLDERS’ EQUITY

Preferred Stock

As of August 31, 2013, the Company had 20,000,000 shares of preferred stock authorized, with none issued nor outstanding.

Common Stock

On May 18, 2011, the Company issued 9,000,000 of its $0.0001 par value common stock for $9,000 cash. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

As of August 31, 2013, there are 480,000,000 Common Shares at $0.0001 par value authorized with 9,000,000 shares issued and outstanding.

Mobile Vault, Inc.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 6.  RELATED PARTY TRANSACTIONS

As of August 31, 2013, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.  GOING CONCERN

As of August 31, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period May 18, 2011 (date of inception) through August 31, 2013 the Company has had a net loss of $23,545 consisting of SEC audit and review fees, California state taxes, and incorporation fees for the Company to initiate its SEC reporting requirements.

As of August 31, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 8.  CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of August 31, 2013.

NOTE 9.  SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to August 31, 2013 through October 15, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the first quarter of the fiscal year 2014, the Company continued to focus on developing software prototypes and demos for its mobile security offering. In addition, the Company continued the development of its financial planning for 2014.  In addition, the Company filed another registration statement on July 3, 2013.  The Company expects to hear back from the SEC shortly after the Government is “reopened” for business.

The Company did not generate any revenue during the three months ended August 31, 2013.

Total expenses for the three (3) months ended August 31, 2013 were $2,070 resulting in an operating loss for the period of $2,070 as compared to total expenses of $3,878 for three months ended August 31, 2012. The decrease in expenses was due primarily to accounting and professional fees as well as SEC filing and XBRL fees in the quarter ended August 31, 2013.

General and Administrative expenses for the three (3) months ended August 31, 2013 were $1,320. Professional fees were $750 for accounting and legal services.

Liquidity and Capital Resources

At August 31, 2013 we had working capital of -$14,545 consisting of cash on hand of $5,155. The company has $19,699 in current liabilities. The Company’s working capital was -$12,475 at May 31, 2013 and cash of $1,228.

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

As of August 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

Mobile Vault, Inc.

October 18, 2013	By:	/s/ Danielle Olsen
Danielle Olsen President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director